Form 10QSB
period 2001-03-31
BSP ACQUISITION CORP
filed 2001-05-15
CIK 1123531

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                  Commission File No. 000-31605

                   BSP ACQUISITION CORPORATION
 (Exact name of small business issuer as specified in its charter)

            Nevada                          87-0656948
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)                 No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2001: 1,000,000 shares of common stock.


Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                   BSP ACQUISITION CORPORATION

                              INDEX
                                                           Page
PART I.   Financial Information                              3

          Unaudited  Condensed  Balance  Sheet  for          3
          March 31, 2001 and December 31, 2000

          Unaudited    Condensed    Statement    of          4
          Operations  for  the Three  Months  Ended
          March 31, 2001 and June 12, 2000 (period of inception) through March 31, 2001

          Unaudited  Condensed  Statement  of  Cash          5
          Flows  for  the Three Months Ended  March
          31, 2001 and June 12, 2000 (period of inception) through March 31, 2001

          Notes  to  Unaudited Condensed  Financial
          Statements                                         6

          Management's Plan of Operation                     9

PART II.  Other Information                                  10

          Signatures                                         10

                 PART I.  FINANCIAL INFORMATION

                   BSP ACQUISITION CORPORATION
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS


                             ASSETS

                                          March 31,   December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                             $  2,054    $    2,554
                                         ___________  ___________
        Total Current Assets                  2,054         2,554
                                         ___________  ___________
                                           $  2,054    $    2,554
                                         ___________  ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                         $    800    $      500
                                         ___________  ___________
        Total Current Liabilities               800           500
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding               -             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,000,000 shares issued and
   outstanding                                1,000         1,000
  Capital in excess of par value              3,000         3,000
  Deficit accumulated during the
    development stage                        (2,746)       (1,946)
                                         ___________  ___________
        Total Stockholders' Equity            1,254         2,054
                                         ___________  ___________
                                           $  2,054    $    2,554
                                         ___________  ___________

 Note: The balance sheet at December 31, 2000 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                   BSP ACQUISITION CORPORATION
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                 From Inception
                                    For the Three on June 12,
                                     Months Ended 2000 Through
                                      March 31,    March 31,
                                         2001         2001
                                    ____________  ___________
REVENUE                                 $      -    $       -

EXPENSES:
  General and Administrative                 800        2,746
                                    ____________  ___________
LOSS BEFORE INCOME TAXES                    (800)      (2,746)

CURRENT TAX EXPENSE                            -            -

DEFERRED TAX EXPENSE                           -            -
                                    ____________  ___________

NET LOSS                                $   (800)   $  (2,746)
                                    ____________  ___________

LOSS PER COMMON SHARE                   $   (.00)   $    (.00)
                                    ____________  ___________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                   BSP ACQUISITION CORPORATION
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                 From Inception
                                                   For the Three  on June 12,
                                                   Months Ended  2000 Through
                                                      March 31,     March 31,
                                                       2001          2001

Cash Flows From Operating Activities:
 Net loss                                            $    (800)  $  (2,746)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Changes is assets and liabilities:
    Increase (decrease) in accounts payable                300         800

     Net Cash Provided (Used) by Operating Activities     (500)     (1,946)

Cash Flows From Investing Activities                         -           -

     Net Cash Provided by Investing
       Activities                                            -           -

Cash Flows From Financing Activities:

Proceeds from issuance of common stock                       -       4,000

     Net Cash Provided by Financing
       Activities                                            -       4,000

Net Increase in Cash                                      (500)      2,054

Cash at Beginning of Period                              2,554           -

Cash at End of Period                                 $  2,054   $   2,054


Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                           $      -   $       -
   Income taxes                                       $      -   $       -

Supplemental Schedule of Noncash Investing and Financing
Activities:

  For the period ended March 31, 2001:
     None

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                   BSP ACQUISITION CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - BSP Acquisition Corporation (the Company) was organized under the laws of the State of Nevada on June 12, 2000. The Company has not commenced planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7. The Company is seeking potential business ventures. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2000 audited financial statements. The results of operations for the periods ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

  Organization Costs - Organization costs, which reflect amounts expended to organize the Company, amounted to $646 and were expensed during the period ended December 31, 2000.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 6]

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

                   BSP ACQUISITION CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 10,000,000 share of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2001.

  Common  Stock - The Company has authorized 50,000,000  shares  of common stock with a par value of $.001. During June 2000, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $4,000 (or $.004 per share).

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2001, the Company has available unused operating loss carryforwards of approximately $2,200, which may be applied against future taxable income and which expire in 2020 through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent , in part upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $900 and $600 as of March 31, 2001 and December 31, 2000, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $300 for the three months ended March 31, 2001.

                   BSP ACQUISITION CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - As of March 31, 2001, the Company has not paid any compensation to any officer or director of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his/her office as a mailing address, as needed, at no expense to the Company.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.
  However, the Company was only recently formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                                 From Inception
                                    For the Three on June 12,
                                     Months Ended 2000 Through
                                      March 31,    March 31,
                                         2001         2001
                                   _____________  ___________
    Loss from continuing operations
    available to common shareholders
    (numerator)                      $   (800)      $(2,746)
                                   _____________  ___________

    Weighted average number of
    common shares outstanding used
    in loss per share for the period
    (denominator)                    1,000,000     1,000,000
                                   _____________  ___________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND PLAN OF OPERATION

Forward-Looking Statements

This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates",
"intends", and words of a similar nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

Three Months Ended March 31, 2001

The Company had no revenue from continuing operations for the three-month period ended March 31, 2001.

The  Company had general and administrative expenses of $800  for the  three-month period ended March 31, 2001, which consisted  of
general   corporate   administration,  legal   and   professional
expenses, and accounting and auditing costs.

As a result of the foregoing factors, the Company realized a net loss of $800 for the three months ended March 31, 2001.

Liquidity and Capital Resources

At March 31, 2001, the Company had $2,054 in cash and $800 in accounts payable giving the Company a working capital of $1,254.

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

Reports on Form 8-K

     None

Exhibits

     None

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BSP ACQUISITION CORPORATION



Date: May 14, 2001                 By:  /s/ Cletha A. Walstrand
                                   President, Secretary & Treasurer