Form 10QSB
period 2001-06-30
BSP ACQUISITION CORP
filed 2001-07-27
CIK 1123531

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of June 30, 2001, there were 1,000,000 shares of common stock. Outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                   BSP ACQUISITION CORPORATION

                              INDEX
                                                                    Page
PART I.   Financial Information                                      3

          Unaudited Condensed Balance Sheets,                        3
          June 30, 2001 and December 31, 2000

          Unaudited Condensed Statements of Operations               4
          for the three months and six months ended June 30, 2001, for the period from inception on June 12, 2000 through June 30, 2000, and for the period from inception on June 12, 2000 through June 30, 2001

          Unaudited Condensed Statements of Cash Flows,              5
          for the six months ended June 30, 2001, for the period from inception on June 12, 2000 through June 30, 2000 and for the period from inception on June 12, 2000
          through June 30, 2001

          Notes  to  Unaudited Condensed  Financial                  6
          Statements

          Management's Plan of Operation                             9

PART II.  Other Information                                         10

          Signatures                                                10

                 PART I.  FINANCIAL INFORMATION

                   BSP ACQUISITION CORPORATION
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS


                             ASSETS

                                           June 30,   December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                             $    933    $    2,554
                                         ___________  ___________
        Total Current Assets                    933         2,554
                                         ___________  ___________
                                           $    933    $    2,554
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                         $    500    $      500
                                         ___________  ___________
        Total Current Liabilities               500           500
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding               -             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,000,000 shares issued and
   outstanding                                1,000         1,000
  Capital in excess of par value              3,000         3,000
  Deficit accumulated during the
    development stage                        (3,567)       (1,946)
                                         ___________  ___________
        Total Stockholders' Equity              433         2,054
                                         ___________  ___________
                                           $    933    $    2,554
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

                   BSP ACQUISITION CORPORATION
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                            From Inception
                                                              on June 12,
                            For the Three   For the Six     2000 Through
                             Months Ended  Months Ended       June 30,
                               June 30,      June 30,   __________________
                                 2001          2001      2000      2001
                                __________________________________________
REVENUE                        $    -      $     -     $      -   $      -

EXPENSES:
  General and Administrative      821        1,621            -      3,567
                                ______      _______      _______    _______
LOSS BEFORE INCOME TAXES         (821)      (1,621)           -     (3,567)

CURRENT TAX EXPENSE                 -            -            -          -

DEFERRED TAX EXPENSE                -            -            -          -
                                ______      ________     _______    _______

NET LOSS                      $  (821)     $(1,621)    $      -  $  (3,567)
                               _______      ________     _______    _______

LOSS PER COMMON SHARE         $  (.00)     $  (.00)    $      -  $    (.00)
                              ________      ________     _______    _______

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                   BSP ACQUISITION CORPORATION
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                               From Inception
                                                                 on June 12,
                                                  For the Six   2000 Through
                                                 Months Ended     June 30,
                                                   June 30,   __________________
                                                    2001       2000     2001
                                                   ___________________  ________
Cash Flows From Operating Activities:
 Net loss                                         $  (1,621)  $      - $  (3,567)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Changes is assets and liabilities:
    Increase (decrease) in accounts payable                -         -       500
                                                    ________   _______    ______
     Net Cash Provided (Used) by
       Operating Activities                           (1,621)        -    (3,067)
                                                    ________   _______    ______
Cash Flows From Investing Activities                       -         -         -
                                                    ________   _______    ______
     Net Cash Provided by
       Investing Activities                                -         -         -
                                                    ________   _______    ______
Cash Flows From Financing Activities:
 Proceeds from issuance of common stock                    -     4,000     4,000
                                                     _______   _______    ______
     Net Cash Provided by
       Financing Activities                                -     4,000     4,000
                                                     _______   _______    ______
Net Increase (Decrease) in Cash                       (1,621)    4,000       933

Cash at Beginning of Period                            2,554         -         -
                                                     _______   _______    ______
Cash at End of Period                               $    933  $  4,000  $    933
                                                     _______   _______    ______

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                                         $      -  $      -  $       -
   Income taxes                                     $      -  $      -  $       -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the period ended June 30, 2001:
     None

  For the period ended June 30, 2000:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2000 audited financial statements. The results of operations for the periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2001 and December 31, 2000.

  Common  Stock - The Company has authorized 50,000,000  shares  of common stock with a par value of $.001. During June 2000, in connection with its organization, the Company issued 1,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $4,000 (or $.004 per share).

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2001, the Company has available unused operating loss carryforwards of approximately $3,500, which may be applied against future taxable income and which expire in 2020 through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent , in part upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,200 and $600 as of June 30, 2001 and December 31, 2000, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $600 for the six months ended June 30, 2001.

                   BSP ACQUISITION CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - As of June 30, 2001, the Company has not paid any compensation to any officer or director of the Company.

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

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                                               From Inception
                                                                on June 12,
                                  For the Three  For the Six   2000 Through
                                   Months Ended  Months Ended    June 30,
                                     June 30,     June 30,     _________________
                                       2001         2001       2000          2001
                                      _____________________________________________
    Loss from continuing operations
    available to common shareholders
    (numerator)                     $     (821) $   (1,621) $         -   $  (3,567)

    Weighted average number of
    common shares outstanding used
    in loss per share for the period
       (denominator)                 1,000,000   1,000,000    1,000,000   1,000,000

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

Six Months Ended June 30, 2001

The Company had no revenue from continuing operations for the six-month period ended June 30, 2001, and the period from inception on June 12, 2000 through June 30, 2000.

The Company had general and administrative expenses of $1,621 for the six-month period ended June 30, 2001, and $0 for the period from inception on June 12, 2000 through June 30, 2000, which consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.

As a result of the foregoing factors, the Company realized a net loss of $1,621 for the six months ended June 30, 2001, as compared to a net loss of $0 for the period from inception on June 12, 2000 through June 30, 2000.

Liquidity and Capital Resources

At June 30, 2001, the Company had $933 in cash and $500 in accounts payable giving the Company working capital of $433.

Management believes that the Company has sufficient cash to meet its operational needs for the remainder of 2001. However, there can be no assurances to that effect, as the Company has no operations creating significant revenues, and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period.

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

Exhibits and Reports on Form 8-K:  None

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BSP ACQUISITION CORPORATION

Date: July 27, 2001              By: /s/ Cletha A. Walstrand
                                 President, Secretary & Treasurer